Form 10-K/A
period 2003-05-01
STRUCTURED ASSET SEC CORP MOR PASS THRU CER SER 2002-10H
filed 2003-05-20
CIK 1174460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibit 99.1c which provides the annual independents accountant's servicing report from Cendant Mortgage Corporation, as Servicer, Exhibit 99.2c which provides the report of management from Cendant Mortgage Corporation, as Servicer, Exhibit 99.1d which provides the annual independents accountant's servicing report from Commercial Federal Bank, as Servicer, Exhibit 99.2d which provides the report of management from Commercial Federal Bank, as Servicer, Exhibit 99.1e which provides the annual independents accountant's servicing report from Countrywide Home Loans, Inc., as Servicer, Exhibit 99.2e which provides the report of management from Countrywide Home Loans, Inc., as Servicer, Exhibit 99.1f which provides the annual independents accountant's servicing report from GMAC Mortgage Corporation, as Servicer, Exhibit 99.2f which provides the report of management from GMAC Mortgage Corporation, as Servicer, Exhibit 99.1g which provides the annual independents accountant's servicing report from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.2g which provides the report of management from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.1i which provides the annual independents accountant's servicing report from Washington Mutual, FA, as Servicer and Exhibit 99.2i which provides the report of management from Washington Mutual, FA, as Servicer.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer <F2>
    Cendant Mortgage Corporation, as servicer <F1>
    Commercial Federal Bank, as servicer <F1>
    Countrywide Home Loans, Inc., as servicer <F1>
    GMAC Mortgage Corporation, as servicer <F1>
    Greenpoint Mortgage Funding, Inc., as servicer <F1>
    Wells Fargo Home Mortgage, Inc., as servicer <F2>
    Washington Mutual, FA, as servicer <F1>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer <F2>
    Cendant Mortgage Corporation, as servicer <F1>
    Commercial Federal Bank, as servicer <F1>
    Countrywide Home Loans, Inc., as servicer <F1>
    GMAC Mortgage Corporation, as servicer <F1>
    Greenpoint Mortgage Funding, Inc., as servicer <F1>
    Wells Fargo Home Mortgage, Inc., as servicer <F2>
    Washington Mutual, FA, as servicer <F1>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

    Aurora Loan Services Inc., as Master Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(B) Reports on Form 8-K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 25, 2002, November 25, 2002 and December 26, 2002.

<F1> Filed herewith.

<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services Inc., as Master Servicer for Structured Asset Securities Corporation,

Mortgage Pass-Through Certificates, Series 2002-10H

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services Inc.

Date: 5/15/03

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

Date: 5/15/03

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services